Form 10-K
period 2013-12-31
Ford Credit Auto Owner Trust 2010-B
filed 2014-03-21
CIK 1497613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2013

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Auto Owner Trust 2010-B (the “Trust”).  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2013 and for the period from January 1, 2013 through December 31, 2013, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K.

Each of the Report on Assessment and the Attestation Report for BNYM identified material instances of noncompliance with the servicing criteria 1122(d)(3)(i)(A) and 1122(d)(3)(ii) as described in the related report.  BNYM has confirmed to the Trust that no material instances of noncompliance with applicable servicing criteria were discovered related to any asset-backed securities issued by the Trust that were part of the statistical sample used in preparing the Report on Assessment.  BNYM informed the Trust that it cannot provide any assurances that had an analysis been done of each and every transaction included in the platform, that additional material instances of noncompliance would not have been discovered, but that it has no reason, based on the sampling and analysis done, to believe that there were any material instances of noncompliance with applicable servicing criteria related to any asset backed securities issued by the Trust that were not part of the sampling procedures.

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

Dated: March 21, 2014

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